Form 10-K/A
period 2000-12-31
PROVIDENT BANK HOME EQ LN TR HO EQ LN ASSET BA CE SE 2000-1
filed 2002-07-17
CIK 1137128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-02038-02

                         Provident Bank Home Equity Loan Trust
                         Home Equity Loan Asset-Backed Certificates
                         Series 2000-1
        (Exact name of registrant as specified in its charter)



New York                           52-2232852
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 23, 2001, on behalf of Provident Bank Home Equity Loan Trust Series 2000-1 established pursuant to the Pooling and Servicing Agreement among The Provident Bank, as Seller, Document Custodian and Master Servicer and Norwest Bank Minnesota, National Association, as Trustee, pursuant to which the Provident Bank Home Equity Loan Trust Series 2000-1 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)   Provident Bank  <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Provident Bank  <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Provident Bank  <F3>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 8, 2000, December 11, 2000, and January 4, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Provident Bank Home Equity Loan Trust
Home Equity Loan Asset-Backed Certificates
Series 2000-1

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 16, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)  Provident Bank <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Provident Bank <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   Provident Bank <F3>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


EX-99.1 (a)


ERNST&YOUNG   (logo)

Ernst & Young LIP
1300 Chiquita Center
250 East Fifth Street
Cincinnati, Ohio 45202

Phone:  (513) 621-6454
www.ey.com

Report of Independent Accountants


Board of Directors
Provident Financial Group, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that The Provident Bank (Provident) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for Provident's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about Provident's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Provident's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Provident's compliance with specified requirements.

In our opinion, management's assertion, that Provident complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management, and Provident's private investors and is not intended to be and should not be used by anyone other than these specified parties.



March 30, 2001






EX-99.2 (a)

   Provident
   Bank (logo)

   One East Fourth Street
   Cincinnati, Ohio 4S202
   Phone: (513) 579-2000

   Report of Management

       We, as members of management of The Provident Bank (Provident), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of Provident's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31 2000, Provident complied, in all material respects, with the minimum servicing standards set forth in the USAP.

       As of and for this same period, Provident had in effect a fidelity bond and errors and omissions policy in the amount of $25,000,000 and $20,000,000, respectively.



       Richard Gravino                          Joseph Smith II
       Executive Vice President                 Senior Vice President
       Consumer Finance                         National Servicing Operations


       Gerald Sparkmam                          Robert Molter
       Senior Vice President                    Senior Vice President
       Operations Administration                Consumer Lending



       March 30, 2001


       Member FDIC  *  Equal Housing Lender